Form 10-K
period 2000-12-31
ABN AMRO MORTGAGE CORP SERIES 2000-1
filed 2001-03-19
CIK 1106943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

Commission File Number: 333-85443-03

ABN AMRO Mortgage Corporation issuer in respect of Commercial Mortgage Pass-Through Certificates Series 2000-1
(Exact Name of registrant as specified in its charter)

Delaware      			363886007
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

181 West Madison Street, Chicago, IL 60602
(Address of Principal Executive Office)

248-643-2530
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the
Act:     None

Securities registered pursuant to Section 12(g) of the
Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000.

Not applicable.

Number of shares of common stock outstanding as of December 31, 2000.

Not applicable.